Form 10-K
period 2002-12-31
A I RECEIVABLES TRANSFER CORP
filed 2003-03-31
CIK 1094412

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


                                    333-57236
                            (Commission File Number)


                         A.I. RECEIVABLES TRANSFER CORP.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     22-3674608
   (State or other jurisdiction                (IRS Employer Identification No.)
         of incorporation)


         160 WATER STREET
          NEW YORK, NY                                      10038-4922
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code : (212) 428-5400

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  NONE

Part I

Item 1.     Business

             Omitted.

Item 2.     Properties

             Omitted.

Item 3.     Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to the Trust or the Company, the Servicer or the Trustee, as related to the Trust.

Item 4.       Submission of Matters to Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


Part II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates.

Item 6.     Selected Financial Data

            Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Omitted.

Item 8.     Financial Statements and Supplementary Data

            Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices of financial disclosure.

Part III

Item 10.      Directors and Executive Officers of the Registrant

                Omitted.

Item 11.      Executive Compensation

                Omitted.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

                Omitted.

Item 13.      Certain Relationships and Transactions

No reportable transactions have occurred.


Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)     The following documents are filed as part of this report:

                (1)     Financial Statement:

                        Omitted.

                (2)     Financial Statement Schedules:

                        Omitted.

                (3)     Exhibits:

                        Annual Statement as to Compliance, filed as Exhibit 99.1 hereto.

                        Annual Independent Public Accountants' Report for the Servicer, filed as Exhibit 99.2 hereto.

        (b) Reports on form 8-K: The following Current Reports on Form 8-K were filed by the Registrant in 2002.


                     Current Reports on Form 8-K dated September 12, 2002, September 20, 2002, October 15, 2002, November 20, 2002, and December 17, 2002 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered

                     Certificates for the payments made on the same date. The items reported in such Current Report were Item 5 (Other Events).


        (c)     Exhibits to this report are listed in Item (14) (a) (3) above.



Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AIG Premium Finance Master Trust

                           By AI Credit Corp (Servicer)


                           By: /s/ Jeffrey Lesnoy
                               --------------------------------------
                               Jeffrey Lesnoy
                               Senior Vice President



Date: March 28, 2003
AIG Credit Premium Finance Master Trust

I, Jeffrey Lesnoy, certify that:

1. I have received this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of AIG Credit Premium Finance Master Trust.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading as of the last day of the period covered by this annual report of AIG Credit Premium Finance Master Trust.

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the Sale and Servicing Agreement is included in these reports.

4. I am responsible for reviewing the activities performed by the servicer under the Sale and Servicing Agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement.

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Sale and Servicing Agreement, that is included in these reports.



                                   AIG Premium Finance Master Trust

                                   By AI Credit Corp (Servicer)

                                   By: /s/ Jeffrey Lesnoy
                                       ---------------------------------
                                       Jeffrey Lesnoy
                                       Senior Vice President

      Date: March 28, 2003
      AIG Credit Premium Finance Master Trust