Form 10-K
period 2004-12-31
A.I. RECEIVABLES TRANSFER CORP.
filed 2005-03-31
CIK 1094412

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _________ to _________

                                   333-110912
                            (Commission File Number)

                         A.I. Receivables Transfer Corp.
             (Exact name of registrant as specified in its charter)


          Delaware                                     22-3674608
  (State or other jurisdiction                       (IRS Employer
     of incorporation)                               Identification No.)

  101 Hudson Street - 33rd and 34th Floors
     Jersey City, New Jersey                                07302
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code : (201) 631-5400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

            Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

            Not applicable.

Part I.

Item 1.   Business

           Not applicable.

Item 2.   Properties

           Not applicable.

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

           Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Not applicable.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk.

           Not applicable.

Item 8.   Financial Statements and Supplementary Data

           Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices of financial disclosure.


Item 9A.  Controls and Procedures

           Not applicable.

Item 9B.  Other Information.

           None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

              Not Applicable.

Item 11.  Executive Compensation

              Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

              Not Applicable.

Item 13.  Certain Relationships and Transactions

No reportable transactions have occurred.

Item 14.  Principal Accountant Fees and Services.

            Not Applicable.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statement:

           Omitted.

     (2)  Financial Statement Schedules:

           Omitted.

     (3)  Exhibits:

Certification Pursuant to the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 Annual Statement as to Compliance, filed as Exhibit 99.1 hereto. Annual Independent Public Accountants' Report for the Servicer, filed as Exhibit 99.2 hereto. Management Assertion, filed as Exhibit 99.3 hereto.

Reports on form 8-K: The following Current Reports on Form 8-K were filed by the Registrant in 2004.

Current Reports on Form 8-K dated July 15, 2004, August 16, 2004, September 15, 2004, October 15, 2004, November 15, 2004, and December 15, 2004 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for the payments made on the same date. The items reported in such Current Report were Item 5 (Other Events).

     (b)  Exhibits to this report are listed in Item (15) (a) (3) above.

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AICCO Premium Finance Master Trust

                                            By: A.I. Credit Corp. (Servicer)

                                              By: /s/ Jeffrey Lesnoy
                                                 -------------------------------
                                                 Name:   Jeffrey Lesnoy
                                                 Title:  Senior Vice President



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.





     Date: March 31, 2005
     AICCO Premium Finance Master Trust