Form 10-K
period 2005-12-31
A.I. RECEIVABLES TRANSFER CORP.
filed 2006-03-31
CIK 1094412

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

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

Item 4.     Submission of Matters to Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the offered Notes during the fiscal year covered by this report.

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

         The following Current Reports on Form 8-K were filed by the Registrant in 2005 and their respective Exhibits are incorporated by reference.

                  Current Report on Form 8-K dated February 17, 2005 was filed for the purpose of filing the (i) Form of Amendment to Amendments to Series Supplements and (ii) the Amendment, dated as of February 15, 2005 to Termination Agreement, dated as of November 30, 2004 to the Indemnity Agreement, dated as of October 14, 2000, as amended, between American International Group and JPMorgan Chase Bank, N.A., as successor-in-interest to Bank One, N.A. The items reported in such Current Report were Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits).

                  Current Report on Form 8-K dated November 3, 2005 was filed for the purpose of filing the (i) Underwriting Agreement, dated November 3, 2005, between A.I. Receivables Transfer Corp., A.I. Credit Corp. (solely with respect to Section 20 thereof) and Citigroup Global Markets Inc. and (ii) Series 2005-1 Supplement dated as of November 3, 2005, between AICCO Premium Finance Master Trust and JP Morgan Chase Bank, National Association, to the Base Indenture dated as of November 8, 1999. The items reported in such Current Report were Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits).

                  Current Report on Form 8-K dated December 20, 2005 was filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for the payments made on the same date. The item reported in such Current Report was
                  Item 9.01 (Financial Statements and Exhibits).

         (b)      Exhibits to this report are listed in Item (15) (a) (3) above.

     Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AICCO Premium Finance Master Trust

                                      By: A.I. Credit Corp. (Servicer)


                                      BY: /S/ JEFFREY LESNOY
                                          -----------------------------------
                                          Name: Jeffrey Lesnoy
                                          Title: Senior Vice President


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





     Date: March 31, 2006
     AICCO Premium Finance Master Trust